Form 10-K
period 2017-12-31
BANK 2017-BNK5
filed 2018-04-02
CIK 1706303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-206582-11

Central Index Key Number of the issuing entity:0001706303

BANK 2017‑BNK5

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York
38‑4032157
(State or other jurisdiction of incorporation or organization)	38‑4032158
38‑7187250
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK 2017-BNK5 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Del Amo Fashion Center mortgage loan, which is serviced pursuant to the Del Amo Fashion Center Trust 2017-AMO trust and servicing agreement attached hereto as Exhibit 4.2;

•   the Starwood Capital Group Hotel Portfolio mortgage loan and the Gateway Net Lease Portfolio mortgage loan, which are serviced pursuant to the DBJPM 2017-C6 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the Olympic Tower mortgage loan, which is serviced pursuant to the Olympic Tower 2017-OT trust and servicing agreement attached hereto as Exhibit 4.4; and

•   the iStar Leased Fee Portfolio mortgage loan, which is serviced pursuant to the MSC 2017-H1 pooling and servicing agreement attached hereto as Exhibit 4.5.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   Cohen Financial, a Division of SunTrust Bank, is the special servicer under the Del Amo Fashion Center Trust 2017-AMO trust and servicing agreement, pursuant to which the Del Amo Fashion Center mortgage loan is serviced.  Because Cohen Financial, a Division of SunTrust Bank is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Del Amo Fashion Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Cohen Financial, a Division of SunTrust Bank, as Del Amo Fashion Center Trust 2017-AMO special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association, is the special servicer under the DBJPM 2017-C6 pooling and servicing agreement, pursuant to which the Starwood Capital Group Hotel Portfolio mortgage loan and Gateway Net Lease Portfolio mortgage loan are serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Starwood Capital Group Hotel Portfolio mortgage loan and Gateway Net Lease Portfolio mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as DBJPM 2017-C6 special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the special servicer under the Olympic Tower 2017-OT trust and servicing agreement, pursuant to which the Olympic Tower mortgage loan is serviced.  Because KeyBank National Association is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Olympic Tower mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as Olympic Tower 2017-OT special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the iStar Leased Fee Portfolio mortgage loan is serviced. Because LNR Partners, LLC is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the iStar Leased Fee Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSC 2017-H1 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated June 29, 2017, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the "Minnesota Court") for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million ("Disputed  Proceeds") received by CWCapital Asset Management LLC (“CWCAM”) in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the "Stuyvesant Town Property") securing loans held by those trusts. CWCAM was the special servicer of the Stuyvesant Town Property. The petition requests the Minnesota Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Minnesota Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the Minnesota Court denied CWCAM's motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (the "Federal Court"). On October 21, 2016, the Federal court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (the "SDNY Court"), a motion to remand to state court and a motion to hear CWCAM's request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM's request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. There can be no assurances as to the possible impact on CWCAM of these rulings and the transfer to the SDNY Court. As of December 31, 2017, cross motions for judgment on the pleadings were pending before the SDNY Court and on March 9, 2018, the SDNY Court denied the cross motions for judgment on the pleadings and the matter is proceeding to discovery. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. ("RAIT Preferred Funding") commenced a complaint ("RAIT Complaint") with the Supreme Court of the State of New York, County of New York (the "RAIT Court"), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street property in Boston, Massachusetts (the "One Congress Street Loan") and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the "Operative  Agreements") and was the directing lender at the time of the improper modification of One Congress Street Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the One Congress Street Loan and (d) other things. On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (the "Motion to  Dismiss") stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint. On June 14, 2016, RAIT Preferred Funding filed a memorandum of law in opposition to the OCS Motion to Dismiss (the "Opposition") stating that the claims in the RAIT Complaint were properly stated. On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM's arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law. On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential settlement agreement (the "2016 Settlement"), which provides for a stay of the RAIT Preferred Funding litigation (the "Litigation Stay") through August 25, 2017. Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice. On May 19, 2017 the borrower repaid the One Congress Street Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice. RAIT refused to dismiss the case and is claiming the B Note should be paid in full. CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice. On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint. On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the "RAIT Amended Complaint"), which omits its original claims, adds Wells Fargo Bank, National Association ("Wells Fargo") as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo as master servicer in connection with the borrower's repayment of the One Congress Street Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things. On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint ("CWCAM Motion to Dismiss Amended Complaint") stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials. On November 13, 2017, Wells Fargo filed a motion to dismiss the RAIT Amended Complaint (the "Wells Fargo Motion to Dismiss Amended Complaint") and joined the CWCAM Motion to Dismiss Amended Complaint. A hearing on the motion to dismiss was held on January 22, 2018 and the court took the matter under advisement.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM's affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”).  The suit was filed derivatively on behalf of the CIBC18 Trust.  The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers.  Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the motion to dismiss was granted.  The plaintiff certificateholder filed an appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated June 29, 2017.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on July 7, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of June 20, 2017, between Banc of America Merrill Lynch Large Loan, Inc., as depositor, KeyBank National Association, as servicer, Cohen Financial, a Division of SunTrust Bank, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor, related to the Del Amo Fashion Center Trust 2017-AMO securitization transaction, pursuant to which the Del Amo Fashion Center Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2017, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the DBJPM 2017-C6 securitization transaction, pursuant to which the Starwood Capital Group Hotel Portfolio Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on August 17, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of May 6, 2017, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, KeyBank National Association, as special servicer, and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian, related to the Olympic Tower 2017-OT securitization transaction, pursuant to which the Olympic Tower Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Trimont Real Estate Advisors, LLC, as operating advisor and as asset representations reviewer, related to the MSC 2017-H1 securitzation transaction, pursuant to which the iStar Leased Fee Portfolio Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Wells Fargo Bank, National Association, as Master Servicer

33.4  National Cooperative Bank, N.A., as NCB Master Servicer

33.5  CWCapital Asset Management LLC, as Special Servicer

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17)

33.12  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 33.10)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.11)

33.14  Cohen Financial, a Division of SunTrust Bank, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.11)

33.16  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

33.17  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

33.18  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Wells Fargo Bank, National Association, as Master Servicer

34.4  National Cooperative Bank, N.A., as NCB Master Servicer

34.5  CWCapital Asset Management LLC, as Special Servicer

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17)

34.12  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 34.10)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.11)

34.14  Cohen Financial, a Division of SunTrust Bank, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.11)

34.16  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

34.17  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

34.18  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  CWCapital Asset Management LLC, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer

35.7  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17)

35.9  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 35.7)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 35.8)

35.11  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of June 8, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Westchester One loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of June 8, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder and Wells Fargo Bank, National Association, as Initial Note A-4 Holder, related to the Market Street - The Woodlands loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of June 6, 2017, by and between Bank of America, N.A., as Initial Note A-1 Holder and Bank of America, N.A., as Initial Note A-2 Holder, related to the Crossgates Commons loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of May 12, 2017, by and among Bank of America, N.A., as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder and Wells Fargo Bank, National Association, as Initial Note A-4 Holder, related to the Del Amo Fashion Center loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank AG, New York Branch, as Initial DBNY Note Holder and Starwood Mortgage Funding II LLC, as Starwood Note Holder, related to the Starwood Capital Group Hotel Portfolio loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of May 6, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Goldman Sachs Mortgage Company, as Initial Note B-2 Holder and Morgan Stanley Bank, N.A., as Initial Note B-3 Holder, related to the Olympic Tower loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of March 30, 2017, by and between Barclays Bank PLC, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-1-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder and Bank of America, N.A., as Initial Note A-3 Holder, related to the iStar Leased Fee Portfolio loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder, related to the Gateway Portfolio loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By:/s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date:  April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on July 7, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of June 20, 2017, between Banc of America Merrill Lynch Large Loan, Inc., as depositor, KeyBank National Association, as servicer, Cohen Financial, a Division of SunTrust Bank, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor, related to the Del Amo Fashion Center Trust 2017-AMO securitization transaction, pursuant to which the Del Amo Fashion Center Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2017, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the DBJPM 2017-C6 securitization transaction, pursuant to which the Starwood Capital Group Hotel Portfolio  Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on August 17, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of May 6, 2017, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, KeyBank National Association, as special servicer, and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian, related to the Olympic Tower 2017-OT securitization transaction, pursuant to which the Olympic Tower Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Trimont Real Estate Advisors, LLC, as operating advisor and as asset representations reviewer, related to the MSC 2017-H1 securitzation transaction, pursuant to which the iStar Leased Fee Portfolio Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 National Cooperative Bank, N.A., as NCB Master Servicer

33.5 CWCapital Asset Management LLC, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9 National Tax Search, LLC, as Servicing Function Participant

33.10 KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17)

33.12 KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 33.10)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.11)

33.14 Cohen Financial, a Division of SunTrust Bank, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.11)

33.16 Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

33.17 Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

33.18 Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

33.19 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 National Cooperative Bank, N.A., as NCB Master Servicer

34.5 CWCapital Asset Management LLC, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9 National Tax Search, LLC, as Servicing Function Participant

34.10 KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17)

34.12 KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 34.10)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.11)

34.14 Cohen Financial, a Division of SunTrust Bank, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.11)

34.16 Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

34.17 Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

34.18 Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

34.19 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 CWCapital Asset Management LLC, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer

35.7 KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17)

35.9 KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 35.7)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 35.8)

35.11 Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced: Del Amo Fashion Center (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Starwood Capital Group Hotel Portfolio (from 6/29/17 to 12/31/17) and Gateway Net Lease Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced: Olympic Tower (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: iStar Leased Fee Portfolio (from 6/29/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of June 8, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Westchester One loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of June 8, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder and Wells Fargo Bank, National Association, as Initial Note A-4 Holder, related to the Market Street - The Woodlands loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of June 6, 2017, by and between Bank of America, N.A., as Initial Note A-1 Holder and Bank of America, N.A., as Initial Note A-2 Holder, related to the Crossgates Commons loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of May 12, 2017, by and among Bank of America, N.A., as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder and Wells Fargo Bank, National Association, as Initial Note A-4 Holder, related to the Del Amo Fashion Center loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of June 29, 2017, by and among JPMorgan Chase Bank, National Association, as Initial JPM Note Holder, Bank of America, N.A., as Initial BANA Note Holder, Barclays Bank PLC, as Initial Barclays Note Holder, Deutsche Bank AG, New York Branch, as Initial DBNY Note Holder and Starwood Mortgage Funding II LLC, as Starwood Note Holder, related to the Starwood Capital Group Hotel Portfolio loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of May 6, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Goldman Sachs Mortgage Company, as Initial Note B-2 Holder and Morgan Stanley Bank, N.A., as Initial Note B-3 Holder, related to the Olympic Tower loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of March 30, 2017, by and between Barclays Bank PLC, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-1-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder and Bank of America, N.A., as Initial Note A-3 Holder, related to the iStar Leased Fee Portfolio loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of May 25, 2017, by and among JPMorgan Chase Bank, National Association, as Initial A-1 Notes Holder, Bank of America, N.A., as Initial A-2 Notes Holder, JPMorgan Chase Bank, National Association, as Initial B-1 Notes Holder, and Bank of America, N.A., as Initial B-2 Notes Holder, related to the Gateway Portfolio loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on June 29, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).