Form 10-K
period 2018-12-31
BANK 2017-BNK5
filed 2019-03-29
CIK 1706303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York	38‑4032157 38‑4032158 38‑7187250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

•   Cohen Financial, a Division of SunTrust Bank, is the special servicer under the Del Amo Fashion Center Trust 2017-AMO trust and servicing agreement, pursuant to which the Del Amo Fashion Center mortgage loan is serviced.  Because Cohen Financial, a Division of SunTrust Bank is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Del Amo Fashion Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Cohen Financial, a Division of SunTrust Bank, as Del Amo Fashion Center Trust 2017-AMO special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association, is the special servicer under the DBJPM 2017-C6 pooling and servicing agreement, pursuant to which the Starwood Capital Group Hotel Portfolio mortgage loan and Gateway Net Lease Portfolio mortgage loan are serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Starwood Capital Group Hotel Portfolio mortgage loan and Gateway Net Lease Portfolio mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as DBJPM 2017-C6 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the special servicer under the Olympic Tower 2017-OT trust and servicing agreement, pursuant to which the Olympic Tower mortgage loan is serviced.  Because KeyBank National Association is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Olympic Tower mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as Olympic Tower 2017-OT special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the iStar Leased Fee Portfolio mortgage loan is serviced. Because LNR Partners, LLC is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the iStar Leased Fee Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSC 2017-H1 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  All fact discovery was completed in December 2018 and expert discovery was completed on March 15, 2019.  There can be no assurances as to possible impact on CWCAM of these rulings and the transfer to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the parties are in the midst of discovery.  However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 4 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. The New Complaint and related summons were not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety, which has not been decided. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the allegations in the New Complaint are without merit.  CWCAM intends to vigorously contest each of the claims.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the motion to dismiss was granted. The plaintiff certificateholder filed an appeal, and the appeal is pending. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

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

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2017, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the DBJPM 2017-C6 securitization transaction, pursuant to which the Starwood Capital Group Hotel Portfolio Mortgage Loan and the Gateway Net Lease Portfolio Mortgage Loan are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on August 17, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

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

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18)

33.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18)

33.12  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/18 to 12/31/18) (see Exhibit 33.10)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.11)

33.14  Cohen Financial, a Division of SunTrust Bank, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.11)

33.16  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.17  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.18  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18)

34.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18)

34.12  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/18 to 12/31/18) (see Exhibit 34.10)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.11)

34.14  Cohen Financial, a Division of SunTrust Bank, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.11)

34.16  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.17  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.18  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  CWCapital Asset Management LLC, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer

35.7  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18)

35.9  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/18 to 12/31/18) (see Exhibit 35.7)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.8)

35.11  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/18 to 12/31/18) and Gateway Net Lease Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

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

Date:  March 29, 2019