Form 10-K
period 2024-12-31
BANK 2017-BNK5
filed 2025-03-25
CIK 1706303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

•   the Starwood Capital Group Hotel Portfolio mortgage loan, which is serviced pursuant to the DBJPM 2017-C6 pooling and servicing agreement attached hereto as Exhibit 4.3;

•   the Gateway Net Lease Portfolio mortgage loan, which was serviced pursuant to the DBJPM 2017-C6 pooling and servicing agreement attached hereto as Exhibit 4.3 until September 5, 2024, the date on which such mortgage loan was repaid in its entirety;

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

•   LNR Partners, LLC is the current special servicer under the Del Amo Fashion Center Trust 2017-AMO trust and servicing agreement pursuant to which the Del Amo Fashion Center mortgage loan is serviced. On September 18, 2020, Cohen Financial, a Division of SunTrust Bank was replaced as special servicer under the Del Amo Fashion Center Trust 2017-AMO trust and servicing agreement and succeeded by Situs Holdings, LLC. On August 27, 2024, Situs Holdings, LLC was replaced as special servicer under the Del Amo Fashion Center Trust 2017-AMO trust and servicing agreement and succeeded by LNR Partners, LLC.

•   K-Star Asset Management LLC is the current special servicer under the DBJPM 2017-C6 pooling and servicing agreement, pursuant to which the Starwood Capital Group Hotel Portfolio mortgage loan is serviced. On May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the DBJPM 2017-C6 pooling and servicing agreement (other than with respect to the Gateway Net Lease Portfolio mortgage loan and the 211 Main Street mortgage loan) and was succeeded by K-Star Asset Management LLC. Midland Loan Services, a Division of PNC Bank, National Association remains the special servicer under the DBJPM 2017-C6 with respect to the Gateway Net Lease Portfolio mortgage loan. Because K-Star Asset Management LLC is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Starwood Capital Group Hotel Portfolio mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, K-Star Asset Management LLC, as DBJPM 2017-C6 special servicer with respect to the Starwood Capital Group Hotel Portfolio mortgage loan, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Midland Loan Services, a Division of PNC Bank, National Association as special servicer with respect to the Gateway Net Lease Portfolio mortgage loan (prior to its date of repayment) under the DBJPM 2017‑C6 pooling and servicing agreement only had obligations in respect of the Gateway Net Lease Portfolio mortgage loan securitized thereunder. Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and serviced only the Gateway Net Lease Portfolio mortgage loan, which constituted less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as DBJPM 2017-C6 special servicer with respect to the Gateway Net Lease portfolio, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.7     LNR Partners, LLC, as Special Servicer

33.8     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.6)

33.9     Park Bridge Lender Services LLC, as Operating Advisor

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant

33.11  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment)

33.13  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.11)

33.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.12)

33.15  LNR Partners, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 8/27/24 to 12/31/24) (see Exhibit 33.7)

33.16  Situs Holdings, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 8/26/24)

33.17  K-Star Asset Management LLC, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24)

33.18  Green Loan Services LLC, as Special Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24)

33.19  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment) (see Exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment) (see Exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.7     LNR Partners, LLC, as Special Servicer

34.8     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.6)

34.9     Park Bridge Lender Services LLC, as Operating Advisor

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant

34.11  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment)

34.13  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.11)

34.14  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.12)

34.15  LNR Partners, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 8/27/24 to 12/31/24) (see Exhibit 34.7)

34.16  Situs Holdings, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 8/26/24)

34.17  K-Star Asset Management LLC, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24)

34.18  Green Loan Services LLC, as Special Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24)

34.19  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment) (see Exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment) (see Exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

(35) Servicer compliance statement.

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

35.5     Wells Fargo Bank, National Association, as Master Servicer

35.6     National Cooperative Bank, N.A., as NCB Master Servicer

35.7     LNR Partners, LLC, as Special Servicer

35.8     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.6)

35.9     KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment)

35.11  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.9)

35.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.10)

35.13  LNR Partners, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 8/27/24 to 12/31/24) (see Exhibit 35.7)

35.14  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.16  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment) (see Exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/24 to 12/31/24) and Gateway Net Lease Portfolio (from 1/1/24 to the date of repayment) (see Exhibit 35.4)

35.18  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.20  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.21  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

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

Date:  March 24, 2025