Form 10-K
period 2025-12-31
BANK 2017-BNK5
filed 2026-03-24
CIK 1706303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   K-Star Asset Management LLC is the current special servicer under the DBJPM 2017-C6 pooling and servicing agreement, pursuant to which the Starwood Capital Group Hotel Portfolio mortgage loan is serviced. On May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the DBJPM 2017-C6 pooling and servicing agreement (other than with respect to the 211 Main Street mortgage loan) and was succeeded by K-Star Asset Management LLC. Because K-Star Asset Management LLC is not the BANK 2017-BNK5 special servicer, is not affiliated with any sponsor and services only the Starwood Capital Group Hotel Portfolio mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, K-Star Asset Management LLC, as DBJPM 2017-C6 special servicer with respect to the Starwood Capital Group Hotel Portfolio mortgage loan, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   The Gateway Net Lease Portfolio mortgage loan, which was serviced pursuant to the DBJPM 2017-C6 pooling and servicing agreement, was repaid in 2024.

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2017-BNK5 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated June 29, 2017.   In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2017-BNK5 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2017, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Wells Fargo Bank, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the DBJPM 2017-C6 securitization transaction, pursuant to which the Starwood Capital Group Hotel Portfolio Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on August 17, 2017 under SEC File No. 333-206582-11 and incorporated by reference herein).

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

33.1     Wells Fargo Bank, National Association, as Certificate Administrator

33.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3     Wells Fargo Bank, National Association, as Custodian

33.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7     National Cooperative Bank, N.A., as NCB Master Servicer

33.8     LNR Partners, LLC, as Special Servicer

33.9     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.7)

33.10  Park Bridge Lender Services LLC, as Operating Advisor

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant

33.12  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25)

33.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25)

33.14  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 33.12)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.13)

33.16  LNR Partners, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 33.8)

33.17  K-Star Asset Management LLC, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25)

33.18  Green Loan Services LLC, as Special Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25)

33.19  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1     Wells Fargo Bank, National Association, as Certificate Administrator

34.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3     Wells Fargo Bank, National Association, as Custodian

34.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7     National Cooperative Bank, N.A., as NCB Master Servicer

34.8     LNR Partners, LLC, as Special Servicer

34.9     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.7)

34.10  Park Bridge Lender Services LLC, as Operating Advisor

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant

34.12  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25)

34.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25)

34.14  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 34.12)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.13)

34.16  LNR Partners, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 34.8)

34.17  K-Star Asset Management LLC, as Special Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25)

34.18  Green Loan Services LLC, as Special Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25)

34.19  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1     Wells Fargo Bank, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7     National Cooperative Bank, N.A., as NCB Master Servicer

35.8     LNR Partners, LLC, as Special Servicer

35.9     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.7)

35.10  KeyBank National Association, as Master Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25)

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25)

35.12  KeyBank National Association, as Master Servicer under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 35.10)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.11)

35.14  LNR Partners, LLC, as Special Servicer under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 35.8)

35.15  Wells Fargo Bank, National Association, as Custodian under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the Del Amo Fashion Center Trust 2017-AMO securitization, pursuant to which the following mortgage loans were serviced by such party: Del Amo Fashion Center (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the DBJPM 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Starwood Capital Group Hotel Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Olympic Tower 2017-OT securitization, pursuant to which the following mortgage loans were serviced by such party: Olympic Tower (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: iStar Leased Fee Portfolio (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated as of June 16, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-11 and incorporated by reference herein).

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

(99.12)   Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-11 and incorporated by reference herein).

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

Date:  March 24, 2026